Form 10-K
period 1996-04-30
FLEETWOOD CREDIT RECEIVABLES CORP
filed 1996-07-31
CIK 871663

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to


Commission file number   33-80413


                     FLEETWOOD CREDIT 1996-A GRANTOR TRUST
           (Exact name of registrant as specified in its charter)


           California                                     33-0333724
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                       Fleetwood Credit Receivables Corp.
               22840 Savi Ranch Parkway Yorba Linda, CA 75062-2729
                  (Address of principal executive offices)
                                 (Zip Code)
                                 714-921-3400
            (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12 (b) of the Act
                                     None

           Securities registered pursuant to Section 12 (g) of the Act
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes..X..   No.....

State the aggregate market value of the voting stock held by non-affiliates of the registrant - None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. - Not Applicable.

Trust does not have any voting stock.

                              PART I

Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          The Fleetwood Credit 1996-A Grantor Trust (the "Trust") was formed and its asset backed certificates (the "Certificates") were issued pursuant to a Pooling and Servicing Agreement, dated as of April
          1, 1996 (the "Agreement"), between Fleetwood Credit Receivables Corp., a California corporation, as Seller (the "Seller"), and Fleetwood Credit Corp., a California corporation, as Servicer (the "Servicer") and The First National Bank of Chicago, a national banking association, as Trustee of the Trust (the "Trustee"). The Certificates consist of one class of senior certificates, (the "Class A Certificates") and one class of subordinated certificates, (the "Class B Certificates"). The Class A Certificates represent an undivided ownership interest of ninety-six point five percent (96.5%) of the Trust and the Class B
          Certificates represent an undivided ownership interest of three point five percent (3.5%) the Trust. The Class B Certificates are subordinate to the Class A Certificates in regard to the right to receive payments in the event of delinquency or default on the Receivables (as defined below). Capitalized terms herein, unless otherwise defined herein, shall have the meanings specified in the Agreement.

          The property of the Trust includes a pool of simple interest retail installment sale contracts (the "Receivables") between dealers (the "Dealers") in new and used recreational vehicles, manufactured primarily by subsidiaries of Fleetwood Enterprises, Inc., and retail purchasers (the "Obligors"), and all payments due thereunder on or after April 1, 1996 (the "Cutoff Date") other than accrued interest owing on Receivables prior to the Cutoff Date. The Receivables were originated by Dealers and subsequently assigned to the Servicer, and are serviced by the Servicer and evidence the indirect financing made available by the Servicer to the Obligors. The property of the Trust also includes: (i) such amounts as from time to time may be held in an interest bearing trust account established and maintained by the Seller with the Trustee pursuant to the Agreement (the Subordinated Reserve Fund), and the proceeds thereof; (ii) security interests in the financed vehicles and any accessions thereto; (iii) benefits under the subordination of the Class B Certificates and the Servicer Letter of Credit; (iv) any recourse rights of the Seller against Dealers; and (v) the right to proceeds of physical damage, credit life, and disability insurance policies covering the financed vehicles or the Obligors.

          As of April 1, 1996, the Receivables included in the pool consisted of 7,351 contracts with an aggregate value of $152,545,172.18.

          As of April 30, 1996, the end of the fiscal year of the Trust for which this Form 10-K Annual Report is being filed, there were 7,188 contracts with an aggregate value of $147,404,685.89 outstanding.

          The change in the aggregate principal balance of the Receivables between April 1, 1996, and April 30, 1996, was due to: (i) scheduled principal payments, made by or on behalf of the Obligors on the Receivables; and (ii) payment in full of 163 Receivables. There were no repurchases of defaulted Receivables pursuant to the Reserve Fund. The net loss on Receivables for the period from April 1, 1996, through April 30, 1996, was $0.00. The aggregate amount recovered from sales of repossessed vehicles during the period was $0.00.

          At April 30, 1996, there were ten (10) accounts with an aggregate principal balance of $173,652.82 that were 30-59 days delinquent, zero (0) accounts that were 60-89 days delinquent, and zero (0) accounts that were 90 or more days delinquent. The foregoing delinquent balances represent 0.120%, 0.000%, 0.000% respectively, of the outstanding pool balance as of April 30, 1996 (0.120% in total).


Item 3.   Legal Proceedings.

          The Registrant knows of no material legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Company, as Servicer of the Receivables, other than ordinary routine litigation incidental to the Trustee's or the Company's servicing duties under the Agreement.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the period covered by this report to a vote of the Certificateholders.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          (a) Merrill Lynch & Co., Chase Securities, Inc, and CS First Boston and have informed the Company that, while they have been prepared to quote prices to institutional investors for the purchase and sale of Certificates, to the best of their knowledge, there have been only limited sporadic quotations for the purchase and sale of Certificates.

          (b) As of April 30, 1996, there was one (1) Certificateholder of record, Cede & Co. as nominee for the Depository Trust Company ("DTC").

          (c)  Not Applicable.


Item 6.   Selected Financial Data.

          Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Not Applicable.


Item 8.   Financial Statement and Supplementary Data.

          Not Applicable.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) To the best knowledge of the registrant, as of April 30, 1996, there was one (1) Certificateholder of record for each class of Certificates, Cede & Co. as nominee for DTC, whose participating members in aggregate owned of record in excess of five percent (5%) of the interest represented by the Certificates, as set forth in the table below. The Registrant has no knowledge of whether any of such participating member of DTC is a "Beneficial owner" ( as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934), of the Certificates held of record.



Title of Class      Name and Address of     Amount and Nature     Percent
                          Class A                  of                Of
                     Certificateholder     Certificate Holdings   Class A
- --------------------------------------------------------------------------
Fleetwood Credit     Cede & Co.             147,206                 96.500%
1996-A Grantor       P.O. Box 20            Certificates
Trust 6.75%          Bowling Green Station  representing
Asset Backed         New York, NY  10274    $142,245,521.88 <F1>
Certificates,
Class A

Fleetwood Credit     Cede & Co.             5,339                 3.500%
1996-A Grantor       P.O. Box 20            Certificates
Trust 6.95%          Bowling Green Station  representing
Asset Backed         New York, NY  10274    $5,159,164.01 <F1>
Certificates,
Class B

     <F1> Each Certificate represented $1,000 on date of issuance and
          $966.30 as of April 30, 1996. As of April 30, 1996, the aggregate outstanding principal amount of Certificates was $147,404,685.89.

          (b)  Not Applicable.


          (c)  Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) The Registrant knows of no transaction or series of similar transactions during the period from inception (April 1, 1996) through April 30, 1996, or any currently proposed transaction or series of similar transactions to which the Trustee or the Trust has been or will be a party, involving an amount exceeding $60,000 and in which any Certificateholder or any beneficial owner, in either case, who owns more than five percent of the interest represented by the Certificates, or any member of the immediate family of any Certificateholder of beneficial owner, had or will have a direct or indirect material interest.


          (b)  Not Applicable.


          (c)  Not Applicable.



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The attached report of Arthur Andersen LLP regarding the servicing activities of the Company, prepared pursuant to
               ARTICLE XIII, Section 13.11. of the Standard Terms and Conditions of the Agreement, is filed as Exhibit 99.


          (b) In its request for a no-action letter (which letter was issued by the Commission on September 19, 1991), Fleetwood Credit Receivables Corp. on behalf of the Registrant, proposed to include herein as an exhibit the Annual Report required to be issued following the end of each calendar year by the Trustee regarding distributions made to Certificateholders in the prior year. The Registrant files herewith as Exhibit 19(b) the Trustee's Report for April 1996
              as part of the annual report for the fiscal year 1996 and pursuant to ARTICLE XIV, Section 14.11 of the Standard Terms and Conditions of the Agreement.

          (c) Servicer's Certificate for April 1996 as filed as Exhibit 19(a).


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fleetwood Credit 1996-A Grantor
                                   Trust

                                   By:  FLEETWOOD CREDIT CORP., as
                                   Servicer







Date:     July 30, 1996                 By:  /s/ Marvin T. Runyon, III
                                        Name: Marvin T. Runyon, III
                                        Title: Senior Vice President

                              INDEX TO EXHIBITS



 SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                    EXHIBIT                                    PAGE
 -----------------------------------------------------------------------------
 19(a)    Servicer's Certificate for April, 1996
 19(b)    Trustee's Report
 99       Report of Independent Public Accountants




