Form 10-K
period 1996-04-30
FLEETWOOD CREDIT RECEIVABLES CORP
filed 1996-07-31
CIK 871663

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to


Commission file number   33-93592


                     FLEETWOOD CREDIT 1995-B GRANTOR TRUST
           (Exact name of registrant as specified in its charter)


           California                                     33-0333724
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

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. - Not Applicable.

Trust does not have any voting stock.

                              PART I

Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          The Fleetwood Credit 1995-B Grantor Trust (the "Trust") was formed and its asset backed certificates (the "Certificates") were issued pursuant to a Pooling and Servicing Agreement, dated as of July 1, 1995 (the "Agreement"), between Fleetwood Credit Receivables
          Corp., a California corporation, as Seller (the "Seller"), and Fleetwood Credit Corp., a California corporation, as Servicer (the "Servicer") and The First National Bank of Chicago, a national banking association, as Trustee of the Trust (the "Trustee"). The Certificates consist of one class of senior certificates, (the "Class A Certificates") and one class of subordinated certificates, (the "Class B Certificates"). The Class A Certificates represent an undivided ownership interest of ninety-six point five percent (96.5%) of the Trust and the Class B
          Certificates represent an undivided ownership interest of three point five percent (3.5%) the Trust. The Class B Certificates are subordinate to the Class A Certificates in regard to the right to receive payments in the event of delinquency or default on the Receivables (as defined below). Capitalized terms herein, unless otherwise defined herein, shall have the meanings specified in the Agreement.

          The property of the Trust includes a pool of simple interest retail installment sale contracts (the "Receivables") between dealers (the "Dealers") in new and used recreational vehicles, manufactured primarily by subsidiaries of Fleetwood Enterprises, Inc., and retail purchasers (the "Obligors"), and all payments due thereunder on or after July 1, 1995 (the "Cutoff Date") other than accrued interest owing on Receivables prior to the Cutoff Date. The Receivables were originated by Dealers and subsequently assigned to the Servicer, and are serviced by the Servicer and evidence the indirect financing made available by the Servicer to the Obligors. The property of the Trust also includes: (i) such amounts as from time to time may be held in an interest bearing trust account established and maintained by the Seller with the Trustee pursuant to the Agreement (the Subordinated Reserve Fund), and the proceeds thereof; (ii) security interests in the financed vehicles and any accessions thereto; (iii) benefits under the subordination of the Class B Certificates and the Servicer Letter of Credit; (iv) any recourse rights of the Seller against Dealers; and (v) the right to proceeds of physical damage, credit life, and disability insurance policies covering the financed vehicles or the Obligors.

          As of July 1, 1995, the Receivables included in the pool consisted of 3,337 contracts with an aggregate value of $87,717,127.15.
          .

          As of April 30, 1996, the end of the fiscal year of the Trust for which this Form 10-K Annual Report is being filed, there were 4,983 contracts with an aggregate value of $122,875,016.88 outstanding.

          The change in the aggregate principal balance of the Receivables between July 1, 1995, and April 30, 1996, was due to: (i) the purchase of 3,337 accounts with an aggregate principal balance of $87,717,127.15 of Initial Receivables and 2,356 accounts and $62,281,007.05 of Subsequent Receivables purchased by the Trust in liquidation of the Prefunding Account; (ii) scheduled principal payments, made by or on behalf of the Obligors on the Receivables; and (iii) payment in full of 710 Receivables. There were no repurchases of defaulted Receivables pursuant to the Reserve Fund. The net loss on Receivables for the period from July 1, 1995, through April 30, 1996, was $37,041.82. The aggregate amount recovered from sales of repossessed vehicles during the period was $42,825.00.

          At April 30, 1996, there were seven (7) accounts with an aggregate principal balance of $194,225.85 that were 30-59 days delinquent, two (2) accounts with an aggregate principal balance of $81,070.22 that were 60-89 days delinquent, and one (1) account with an aggregate principal balance of $16,983.11 that were 90 or more days delinquent. The foregoing delinquent balances represent 0.160%, 0.070%, 0.010% respectively, of the outstanding pool balance as of April 30, 1996 (0.240% in total).


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

                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
       Matters.

       (a) CS First Boston and Merrill Lynch & Co. have informed the Company that, while they have been prepared to quote prices to institutional investors for the purchase and sale of Certificates, to the best of their knowledge, there have been only limited sporadic quotations for the purchase and sale of Certificates.

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



Title of Class      Name and Address of     Amount and Nature     Percent
                          Class A                  of                Of
                     Certificateholder     Certificate Holdings   Class A
- --------------------------------------------------------------------------
Fleetwood Credit     Cede & Co.             144,750                 96.500%
1995-B Grantor       P.O. Box 20            Certificates
Trust 6.55%          Bowling Green Station  representing
Asset Backed         New York, NY  10274    $118,574,391.29<F1>
Certificates,
Class A

Fleetwood Credit     Cede & Co.             5,250                 3.500%
1995-B Grantor       P.O. Box 20            Certificates
Trust 6.75%          Bowling Green Station  representing
Asset Backed         New York, NY  10274    $4,300,625.59<F1>
Certificates,
Class B

     <F1>Each Certificate represented $1,000 on date of issuance and $819.17 as of April 30, 1996. As of April 30, 1996, the aggregate outstanding principal amount of Certificates was $122,875,016.88.

          (b)  Not Applicable.


          (c)  Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) The Registrant knows of no transaction or series of similar transactions during the period from inception (July 31, 1995) through April 30, 1996,, or any currently proposed transaction or series of similar transactions to which the Trustee or the Trust has been or will be a party, involving an amount exceeding $60,000 and in which any Certificateholder or any beneficial owner, in either case, who owns more than five percent of the interest represented by the Certificates, or any member of the immediate family of any Certificateholder of beneficial owner, had or will have a direct or indirect material interest.


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


          (b) In its request for a no-action letter (which letter was issued by the Commission on September 19, 1991), Fleetwood Credit Receivables Corp. on behalf of the Registrant, proposed to include herein as an exhibit the Annual Report required to be issued following the end of each calendar year by the Trustee regarding distributions made to Certificateholders in the prior year. The Registrant files herewith as Exhibit 19(b) the Trustee's Report for April 1996 as part of the annual report for the fiscal year 1995 and pursuant to ARTICLE XIV, Section 14.11 of the Standard Terms and Conditions of the Agreement.

         (c)   Servicer's Certificate for April 1996 is filed herewith as
               Exhibit 19(a).


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fleetwood Credit 1995-B Grantor
                                   Trust

                                   By:  FLEETWOOD CREDIT CORP., as
                                   Servicer







Date:     July 30, 1996                 By:  /s/ Marvin T. Runyon, III
                                        Name: Marvin T. Runyon, III
                                        Title:Senior Vice President

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




