Form 10-K
period 1997-12-31
FLEETWOOD CREDIT RECEIVABLES CORP
filed 1998-03-31
CIK 871663

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the year ended December 31, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to


Commission file number   33-80413



                  Fleetwood Credit 1997-A Grantor Trust

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



                                 PART I

Item 1.  Business.

       Not Applicable.


Item 2.  Properties.

      The Fleetwood Credit 1997-A Grantor Trust (the "Trust") was formed and its asset backed certificates (the "Certificates") were issued pursuant to a Pooling and Servicing Agreement, dated as of March
      1, 1997 (the "Agreement"), between Fleetwood Credit Receivables
      Corp., a California corporation, as Seller (the "Seller"), and Fleetwood Credit Corp., a California corporation, as Servicer (the "Servicer") and The First National Bank of Chicago, as Trustee of the Trust (the "Trustee"). The Certificates consist of one class of senior certificates, (the "Class A Certificates") and one class of subordinated certificates, (the "Class B Certificates"). The Class A Certificates represent an undivided ownership interest of ninety-six point five percent (96.5%) of the Trust and the Class B Certificates represent an undivided ownership interest of three point five percent (3.5%) the Trust. The Class B Certificates are subordinate to the
      Class A Certificates in regard to the right to receive payments in the event of delinquency or default on the Receivables (as defined below). Capitalized terms herein, unless otherwise defined herein, shall have the meanings specified in the Agreement.

      The property of the Trust includes a pool of simple interest retail installment sale contracts (the "Receivables") between dealers (the "Dealers") in new and used recreational vehicles, manufactured primarily by subsidiaries of Fleetwood Enterprises, Inc., and retail purchasers (the "Obligors"), and all payments due thereunder on or after March 1, 1997 (the "Cutoff Date") other than accrued interest owing on Receivables prior to the Cutoff Date. The Receivables were originated by Dealers and subsequently assigned to the Servicer, and are serviced by the Servicer and evidence the indirect financing made available by the Servicer to the Obligors. The property of the Trust also includes: (i) such amounts as from time to time may be held in an interest bearing trust account established and maintained by the Seller with the Trustee pursuant to the Agreement (the Subordinated Reserve Fund), and the proceeds thereof; (ii) security interests in the financed vehicles and any accessions thereto; (iii) benefits under the subordination of the Class B Certificates and the Servicer Letter of Credit; (iv) any recourse rights of the Seller against Dealers; and (v) the right to proceeds of physical damage, credit life, and disability insurance policies covering the financed vehicles or the Obligors.

      As of March 1, 1997, the Receivables included in the pool consisted of 5,710 contracts with an aggregate value of $183,011,151.56.



      As of December 31, 1997, the end of the year of the Trust for which this Form 10-K Annual Report is being filed, there were 4,806 contracts with an aggregate value of $145,388,747.74 outstanding.

      The change in the aggregate principal balance of the Receivables between March 1, 1997, and December 31, 1997, was due to:
      (i) scheduled principal payments, made by or on behalf of the Obligors on the Receivables; and (ii) payment in full of 63 Receivables. There were no repurchases of defaulted Receivables pursuant to the Reserve Fund. The net loss on Receivables for the period from March 1, 1997, through December 31, 1997, was $252,106.85. The aggregate amount recovered from sales of repossessed vehicles during the period was $271,707.03.

      At December 31, 1997, there were fourteen (14) accounts with an aggregate principal balance of $334,999.28 that were 30-59 days delinquent, zero (0) accounts with an aggregate principal balance of $0.00 that were 60-89 days delinquent, and zero (0) account with an aggregate principal balance of $0.00 that was 90 or more days delinquent. The foregoing delinquent balances represent 0.23%, 0.00%, 0.00% respectively, of the outstanding pool balance as of December 31, 1997 (0.187% in total).


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



                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

       (a) Lehman Brothers and Salomon Brothers Inc. have informed the Company that, while they have been prepared to quote prices to institutional investors for the purchase and sale of Certificates, to the best of their knowledge, there have been only limited sporadic quotations for the purchase and sale of Certificates.

       (b) As of December 31, 1997, there was one (1) Certificateholder of record, Cede & Co. as nominee for the Depository Trust Company
           ("DTC").

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

       Not Applicable.


Item 11.  Executive Compensation.

       Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       (a) To the best knowledge of the registrant, as of December 31, 1997, there was one (1) Certificateholder of record for each class of certificates, Cede & Co. as nominee for DTC, whose participating members in aggregate owned of record in excess of five percent (5%) of the interest represented by the certificates, as set forth in the table below. The Registrant has no knowledge of whether any of such participating member of DTC is a "Beneficial owner" ( as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934), of the Certificates held of record.


                       Name and Address of        Amount and Nature    Percent
Title of Class             Class A                       of              of
                       Certificateholder         Certificate Holdings  Class A
------------------------------------------------------------------------------
Fleetwood Credit        Cede & Co.                176,605              96.500%
1997-A Grantor          P.O. Box 20               Certificates
Trust 6.64%             Bowling Green Station     representing
Asset Backed            New York, NY  10274       $176,605,761.26 <F1>
Certificates,
Class A

Fleetwood Credit        Cede & Co.                6,405                 3.500%
1997-A Grantor          P.O. Box 20               Certificates
Trust 6.83%             Bowling Green Station     representing
Asset Backed            New York, NY  10274       $6,405,390.30 <F1>
Certificates,
Class B


 <F1>  Each Certificate represented $1,000 on date of issuance and $794.43 as of December 31, 1997. As of December 31, 1997, the aggregate outstanding principal amount of Certificates was $145,388,747.74.

          (b)  Not Applicable.

          (c)  Not Applicable.


Item 13.  Certain Relationships and Related Transactions.

       (a) The Registrant knows of no transaction or series of similar transactions during the period from inception (March 1, 1997) through December 31, 1997, or any currently proposed transaction or series of similar transactions to which the Trustee or the Trust has been or will be a party, involving an amount exceeding $60,000 and in which any Certificateholder or any beneficial owner, in either case, who owns more than five percent of the interest represented by the Certificates, or any member of the immediate family of any Certificateholder of beneficial owner, had or will have a direct or indirect material interest.


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


       (b) In its request for a no-action letter (which letter was issued by the Commission on September 19, 1991), Fleetwood Credit Receivables Corp. on behalf of the Registrant, proposed to include herein as an exhibit the Annual Report required to be issued following the end of each calendar year by the Trustee regarding distributions made to Certificateholders in the prior year. The Registrant files herewith as Exhibit 19.2 the Trustee's Report for December 1997 as part of the annual report for the calendar year 1997 pursuant to ARTICLE XIV, Section
            14.11 of the Standard Terms and Conditions of the Agreement is filed as part of this Report.


        (c) Servicer's Certificate for December 1997 is filed as
            Exhibit 19.1.

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fleetwood Credit 1997-A Grantor Trust

                                   By:  FLEETWOOD CREDIT CORP., as Servicer







Date: March 31, 1998                    By:  /s/ Marvin T. Runyon,III
                                        Name:  Marvin T. Runyon, III
                                        Title: Senior Vice President

                              INDEX TO EXHIBITS



 SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                    EXHIBIT                                    PAGE
 -----------------------------------------------------------------------------
 19.1    Servicer's Certificate for December, 1997
 19.2    Trustee's Report
 99      Report of Independent Public Accountants




