Form 10-K
period 1997-12-31
FLEETWOOD CREDIT RECEIVABLES CORP
filed 1998-03-31
CIK 871663

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



                  Fleetwood Credit 1997-B Grantor Trust

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



                                 PART I

Item 1.  Business.

       Not Applicable.


Item 2.  Properties.

      The Fleetwood Credit 1997-B Grantor Trust (the "Trust") was formed and its asset backed certificates (the "Certificates") were issued pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1997 (the "Agreement"), between Fleetwood Credit Receivables Corp., a California corporation, as Seller (the "Seller"), and Fleetwood Credit Corp., a California corporation, as Servicer (the "Servicer") and The Chase Manhattan Bank, as Trustee of the Trust (the "Trustee"). The Certificates consist of one class of senior certificates, (the "Class A Certificates") and one class of subordinated certificates, (the "Class B Certificates"). The Class A Certificates represent an undivided ownership interest of ninety-six point five percent (96.5%) of the Trust and the Class B Certificates represent an undivided ownership interest of three point five percent (3.5%) the Trust. The Class B Certificates are subordinate to the Class A Certificates in regard to the right to receive payments in the event of delinquency or default on the Receivables (as defined below). Capitalized terms herein, unless otherwise defined herein, shall have the meanings specified in the Agreement.

      The property of the Trust includes a pool of simple interest retail installment sale contracts (the "Receivables") between dealers (the "Dealers") in new and used recreational vehicles, manufactured primarily by subsidiaries of Fleetwood Enterprises, Inc., and retail purchasers (the "Obligors"), and all payments due thereunder on or after September 1, 1997 (the "Cutoff Date") other than accrued interest owing on Receivables prior to the Cutoff Date. The Receivables were originated by Dealers and subsequently assigned to the Servicer, and are serviced by the Servicer and evidence the indirect financing made available by the Servicer to the Obligors. The property of the Trust also includes: (i) such amounts as from time to time may be held in an interest bearing trust account established and maintained by the Seller with the Trustee pursuant to the Agreement (the Subordinated Reserve Fund), and the proceeds thereof; (ii) security interests in the financed vehicles and any accessions thereto; (iii) benefits under the subordination of the Class B Certificates and the Servicer Letter of Credit; (iv) any recourse rights of the Seller against Dealers; and (v) the right to proceeds of physical damage, credit life, and disability insurance policies covering the financed vehicles or the Obligors.

      As of September 1, 1997, the Receivables included in the pool consisted of 12,677 contracts with an aggregate value of $350,000,000.00.

       As of December 31, 1997, the end of the year of the Trust for which this Form 10-K Annual Report is being filed, there were 13,680 contracts with an aggregate value of $325,320,921.24 outstanding.

       The change in the aggregate principal balance of the Receivables between September 1, 1997, and December 31, 1997, was due to:
       (i) scheduled principal payments, made by or on behalf of the Obligors on the Receivables; and (ii) payment in full of 140 Receivables. There were no repurchases of defaulted Receivables pursuant to the Reserve Fund. The net loss on Receivables for the period from September 1, 1997, through December 31, 1997, was $114,032.76. The aggregate amount recovered from sales of repossessed vehicles during the period was $351,727.74.

       At December 31, 1997, there were thirty seven (37) accounts with an aggregate principal balance of $801,978.93 that were 30-59 days delinquent, six (6) accounts with an aggregate principal balance of $63,168.56 that were 60-89 days delinquent, and four (4) accounts with an aggregate principal balance of $62,155.77 that was 90 or more days delinquent. The foregoing delinquent balances represent 0.25%, 0.02%, 0.02% respectively, of the outstanding pool balance as of December 31, 1997 (0.29% in total).


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

       (a) Merrill Lynch & Co. and Salomon Brothers have informed the

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


                       Name and Address of        Amount and Nature    Percent
Title of Class             Class A                       of              of
                       Certificateholder         Certificate Holdings  Class A
------------------------------------------------------------------------------
Fleetwood Credit        Cede & Co.                337,750              96.500%
1997-B Grantor          P.O. Box 20               Certificates
Trust 6.40%             Bowling Green Station     representing
Asset Backed            New York, NY  10274       $337,750,000.00 <F1>
Certificates,
Class A

Fleetwood Credit        Cede & Co.                12,250                3.500%
1997-B Grantor          P.O. Box 20               Certificates
Trust 6.65%             Bowling Green Station     representing
Asset Backed            New York, NY  10274       $12,250,000.00 <F1>
Certificates,
Class B


 <F1>  Each Certificate represented $1,000 on date of issuance and $929.49 as of December 31, 1997. As of December 31, 1997, the aggregate outstanding principal amount of Certificates was $325,320,921.24.

          (b)  Not Applicable.

          (c)  Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) The Registrant knows of no transaction or series of similar transactions during the period from inception (September 1, 1997) through December 31, 1997, or any currently proposed transaction or series of similar transactions to which the Trustee or the Trust has been or will be a party, involving an amount exceeding $60,000 and in which any Certificateholder or any beneficial owner, in either case, who owns more than five percent of the interest represented by the Certificates, or any member of the immediate family of any Certificateholder of beneficial owner, had or will have a direct or indirect material interest.


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



                                   Fleetwood Credit 1997-B Grantor Trust

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




